Form 10-Q
period 1996-03-31
PRINS RECYCLING CORP
filed 1996-05-15
CIK 853529

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                                                --------------

                         Commission file number 0-21436
                                                -------

                              PRINS RECYCLING CORP.
                              ---------------------
                     (Exact name of small business issuer as
                            specified in its charter)

               New York                                    11-2929211
    --------------------------------             -------------------------------
    (State or other jurisdiction                          (IRS Employer
    of incorporation or organization                   Identification No.)

             400 Kelby Street, 6th Floor, Fort Lee, New Jersey 07024
             -------------------------------------------------------
                     (Address of principal executive offices)

                                 (201) 886-1600
                                  -------------
                           (Issuer's telephone number)


                 ----------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No   .
   ----    ----

As of May 9, 1996, 13,192,573 Common Shares, $.001 par value, of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         See pages F-1 to F-5.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1995.

     Net sales for the three months ended March 31, 1996, decreased to $9,854,607 from $16,808,045 for the three months ended March 31, 1995, a decrease of 41%. The decrease was due to a substantially lower average selling price for all tonnage sold of $76 per ton compared to $152 per ton for the three months ended March 31, 1995. Total tonnage sold increased to approximately 129,000 from approximately 111,000. The first quarter of 1996 includes revenues of $2,366,234 and tonnage sold of approximately 22,500 from 1995 acquisitions completed subsequent to March 31, 1995. Net sales includes brokerage revenues of $763,114 and $2,302,287, respectively, and tonnage of approximately 8,700 and 14,000, respectively, for the three months ended March 31, 1996 and 1995.

     The Company incurred a gross loss of $74,217 for the three months ended March 31, 1996, compared to a gross profit of $5,787,309 for the three months ended March 31, 1995. The decrease was due to the impact of long-term fixed price contracts, a decline in the average selling prices of the Company's recyclables and costs related to inefficiencies prior to the physical consolidation of recent acquisitions.

     Selling, general and administrative expenses for the three months ended March 31, 1996, increased to $2,420,014 from $1,814,161 for the three months ended March 31, 1995, an increase of 33%. The increase in selling, general, and administrative expenses was largely due to 1995 acquisitions completed subsequent to March 31, 1995 and an additional provision for uncollectible accounts. As a percentage of net sales, selling, general and administrative expenses increased to 25% from 11%. The increase in selling, general, and administrative expenses as a percentage of net sales was primarily due to the decline in the average selling price for all tonnage sold.

     Depreciation and amortization expenses for the three months ended March 31, 1996, increased to $968,021 from $352,321 for the three months ended March 31, 1995, an increase of 175%. This increase was due in part to depreciation on additions to machinery and equipment in the Company's Material Recovery Facilities in Boston, Pittsburgh, and Newark as well as amortization of additional goodwill incurred in connection with the acquisitions completed subsequent to March 31, 1995.

     No provision for income taxes was required for the three months ended March 31, 1996, compared to a provision of $1,409,718 for the three months ended March 31, 1995. In the three months ended March 31, 1996, the Company provided a valuation reserve offsetting income taxes recoverable due to pre-tax operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     As of May 14, 1996, the Company is in need of additional capital. Although the Company is exploring several alternatives, there can be no assurance that additional capital can be obtained by the Company on terms and within a time period satisfactory to the Company.

     As of March 31, 1996, the Company had the following credit facilities: (i) a revolving credit line of $10,000,000 (subject to available collateral) from Midlantic Bank, N.A., of which the Company had outstanding $4,414,146 (ii) four-year equipment term loans from Midlantic Bank, N.A., of $5,429,956, and
(iii) a $1,500,000 three-year term loan from Midlantic Bank, N.A. Substantially all of the Company's assets are pledged to secure such credit facilities. At March 31, 1996, the Company had fully utilized its availability with respect to its revolving line of credit. Since December 31, 1995, the Company has repaid $4,472,592 of debt related to the above-mentioned credit facilities.

     The Company incurred a net loss in the quarter ended March 31, 1996, and had a working capital deficit of approximately $3.5 million. In addition, selling prices of waste paper have continued at low levels beyond the quarter ended March 31, 1996. Management believes the Company will continue to incur operating losses if the average selling price for all tonnage sold does not materially increase from current levels, unless other material operational changes are effected, including, but not limited to, the renegotiation of long-term fixed price contracts with its suppliers of recyclable materials. The Company can give no assurances that such material operational changes will be effected.

     During the quarter ended March 31, 1996, the Company completed the sale of 332,000 shares of common stock resulting in net proceeds of approximately $1,680,000 and the sale of $12,000,000 principal amount of 8% convertible subordinated debentures resulting in net proceeds of approximately $11,280,000 (See Notes to Consolidated Financial Statements). These funds were used to repay certain outstanding indebtedness and for working capital. In addition, management has instituted a plan to reduce operating costs by renegotiating certain of its long-term fixed price supply contracts, consolidating facilities and reducing the number of employees. However, management has concluded that due to the prevailing market conditions for its products, the Company will need to raise additional working capital through the issuance of additional debt or equity or through the sale of assets. Any such transaction will require the approval of the Company's principal bank lender. Further, any additional sales of common stock equivalents may require the approval of the Company's shareholders, which approval cannot be assured. There can be no assurance that such additional debt or equity offerings or asset sales can be arranged and completed on terms satisfactory to the Company. The Company has engaged a financial advisor to assist it in exploring strategic alternatives to maximize shareholder value including the potential sale of all or part of the Company.

     On April 12, 1996, the Company and its principal bank lender entered into an amendment (the "Amendment") to its Revolving and Term Loan and Security Agreement, as amended, (the "Debt Agreement"). The principal result of the Amendment is to change the terms of certain financial covenants contained in the Debt Agreement. The amended covenants require the Company to achieve certain operating results for the quarters ended June 30, 1996, September 30, 1996, and December 31, 1996. These operating results contemplate increased average selling prices of the Company's products during the third and fourth quarters of 1996 and a plan to reduce operating costs. No assurance can be given that such price increases or reduction in operating costs will occur or that the Company will be able to satisfy these financial covenants.

                          INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 1996
(unaudited) and December 31, 1995......................................F-2

Consolidated Statements of Operations for the Three
Months Ended March 31, 1996 and 1995 (unaudited).......................F-3

Consolidated Statements of Cash Flows for the Three
Months Ended March 31, 1996 and 1995 (unaudited).......................F-4

Notes to Consolidated Financial Statements.............................F-5

                     PRINS RECYCLING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    March 31,
                                                                      1996      December 31,
                                                                   (Unaudited)     1995
                                                                  -----------   -----------

CURRENT ASSETS:
    Cash and cash equivalents .................................   $ 1,896,779   $ 1,097,352
    Accounts receivable, net of allowance for doubtful accounts     6,878,649     7,015,666
    Inventories ...............................................       615,635       865,952
    Equipment lease receivable--current portion ...............       293,985       292,574
    Recoverable income taxes ..................................     1,480,326     1,480,326
    Due from officer stockholders .............................       269,498       219,498
    Prepaid expenses and other current assets .................     1,033,457     3,013,536
                                                                  -----------   -----------
                            TOTAL CURRENT ASSETS ..............    12,468,329    13,984,904
Property, plant and equipment, net of accumulated depreciation     20,042,036    20,405,791
Equipment lease receivables, net of current portion ...........       518,737       523,033
Intangibles and goodwill, net of accumulated amortization .....    18,022,037    18,538,441
Other assets ..................................................     1,895,849     1,201,337
                                                                  -----------   -----------
                                                                  $52,946,988   $54,653,506
                                                                  ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable ........................................   $ 6,785,472   $ 9,620,536
      Accrued liabilities .....................................     1,326,879     2,645,399
      Amounts payable to banks--current portion ...............     6,231,337    10,245,121
      Obligations under capital leases--current portion .......       706,137       760,764
      Notes and advances payable--current portion:

                  Related parties .............................       571,044     3,761,374
                  Others ......................................       360,657       295,990
                                                                   ----------   -----------
                              TOTAL CURRENT LIABILITIES .......    15,981,526    27,329,184

LONG TERM DEBT:
      Amounts payable to banks--less current portion ..........     5,112,765     5,571,574
      Obligations under capital lease--less current portion         1,214,590     1,080,516
      Notes and advances payable--less current portion:
                  Related parties .............................     2,891,074     2,460,707
                  Others ......................................       413,634       267,019
      Convertible Debentures ..................................    12,000,000          --

DEFERRED TAXES ................................................        50,500        50,500

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY ..........................................     15,282,899    17,894,006
                                                                   -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................    $52,946,988   $54,653,506
                                                                   ===========   ===========

                             See accompanying notes

                     PRINS RECYCLING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                   For the Three Months Ended
                                                          March 31,
                                                 -----------------------------
                                                     1996            1995
                                                 ------------    -------------
Net sales ....................................    $ 9,854,607     $16,808,045
Cost of goods sold ...........................      9,928,824      11,020,736
                                                  -----------     -----------
             Gross profit (loss) .............        (74,217)      5,787,309

Selling, general and administrative expenses .      2,420,014       1,814,161
Depreciation and amortization ................        968,021         352,321
                                                  -----------     -----------
             Total operating expenses ........      3,388,035       2,166,482

             Operating income (loss) .........     (3,462,252)      3,620,827

Interest expense - net .......................        577,772          92,462
                                                  -----------     -----------
             Income (loss) before income taxes     (4,040,024)      3,528,365

Income taxes .................................           --         1,409,718
                                                  -----------     -----------
             Net income (loss) ...............    $(4,040,024)    $ 2,118,647
                                                  ===========     ===========

Net income (loss) per share ..................    $     (0.38)    $      0.21
                                                  ===========     ===========

Weighted average common shares outstanding ...     10,572,507      10,151,940
                                                  ===========     ===========


                             See accompanying notes

                     PRINS RECYCLING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    For the Three Months Ended
                                                                                            March 31,
                                                                                   ----------------------------
                                                                                       1996            1995
                                                                                   -------------   ------------

CASH PROVIDED BY (USED IN) OPERATIONS:
      Net income (loss) ........................................................   $ (4,040,024)   $  2,118,647
      Adjustments to reconcile net income (loss) to cash provided by operations:
         Depreciation and amortization .........................................        968,021         352,321
         Provision for losses on accounts receivable ...........................        121,560          32,000
         Gain on sale of assets ................................................         (8,512)        (15,027)
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable ............................        137,017      (3,539,676)
         (Increase) decrease in equipment lease receivables ....................          2,885         (21,000)
         (Increase) decrease in inventory ......................................        250,317        (241,252)
         (Increase) decrease in stockholder's loans receivable .................        (50,000)        267,684
         Decrease in prepaid expenses and other current assets .................      1,980,079         267,515
         (Increase) decrease in other assets ...................................         25,488        (321,744)
         Increase (decrease) in accounts payable and accrued liabilities .......     (4,153,584)      2,226,331
         Increase in taxes payable .............................................           --         1,172,541
                                                                                    -----------     -----------
NET CASH PROVIDED BY (USED IN) OPERATIONS ......................................     (4,766,753)      2,298,340

CASH (USED IN) INVESTING ACTIVITIES:
      Purchases of property, plant and equipment ...............................       (186,348)     (5,146,399)
      Proceeds from sale of assets .............................................        115,000          32,522
                                                                                     ----------     -----------
NET CASH (USED IN) INVESTING ACTIVITIES ........................................        (71,348)     (5,113,877)

CASH PROVIDED BY FINANCING ACTIVITIES:
      Increase (decrease) in borrowings under bank lines of credit .............       (439,939)      3,302,984
      Repayment of debt principal and capital lease obligations ................     (7,125,891)     (1,690,287)
      Proceeds from other borrowings ...........................................        241,696            --
      Proceeds from issuance of convertible debentures .........................     11,280,000            --
      Proceeds from issuance of common stock ...................................      1,681,662            --
                                                                                    -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ......................................      5,637,528       1,612,697

NET INCREASE  (DECREASE) IN CASH ...............................................        799,427      (1,202,840)

CASH AND CASH EQUIVALENTS - Beginning of period ................................      1,097,352       4,005,296
                                                                                    -----------     -----------
CASH AND CASH EQUIVALENTS - End of period ......................................    $ 1,896,779     $ 2,575,451
                                                                                    ===========     ===========


                             See accompanying notes

                     PRINS RECYCLING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)

1.   BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with generally accepted accounting principles. Reference is made to the Company's annual report for the year ended December 31, 1995 filed on Form 10-KSB.

     The financial statements for the periods ended March 31, 1996 and 1995 are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the period then ended. All such adjustments are of a normal and recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of operations for a full fiscal year.

     On April 24, 1995, the Company issued 1,106,667 shares of its common stock in exchange for all of the outstanding common stock of Paper Chase Exchange, Inc. ("Paper Chase"). Paper Chase collects, markets and sells waste paper and other secondary fibers to paper mills. The merger has been accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements reflect the merger of Paper Chase for the three month period ended March 31, 1995. There were no intercompany transactions between Prins Recycling Corp. and Paper Chase prior to the merger.

     Certain other reclassifications were made to the Company's prior period financial statements to conform to the 1996 presentation.

2.   CREDIT FACILITIES

     As of March 31, 1996, the Company had the following credit facilities: (i) a revolving credit line of $10,000,000 (subject to available collateral) from Midlantic Bank, N.A., of which the Company had outstanding $4,414,146
     (ii) four-year equipment term loans from Midlantic Bank, N.A. of $5,429,956, and (iii) a $1,500,000 three-year term loan from Midlantic Bank, N.A. Substantially all of the Company's assets are pledged to secure such credit facilities. At March 31, 1996, the Company had fully utilized its availability with respect to its revolving line of credit. Since December 31, 1995, the Company has repaid $4,472,592 of debt related to the above-mentioned credit facilities.

     On April 12, 1996, the Company and its principal bank lender entered into an amendment (the "Amendment") to its Revolving and Term Loan and Security Agreement, as amended, (the "Debt Agreement"). The principal result of the Amendment is to change the terms of certain financial covenants contained in the Debt Agreement. The amended covenants require the Company to achieve certain operating results for the quarters ended June 30, 1996, September 30, 1996, and December 31, 1996. These operating results contemplate increased average selling prices of the Company's products during the third and fourth quarters of 1996 and a plan to reduce operating costs. No assurance can be given that such price increases or reduction in operating costs will occur or that the Company will be able to satisfy these financial covenants.

3.   BUSINESS TRANSACTIONS

     In January 1996, the Company issued 332,000 shares of its Common Stock in a private placement (the "Private Placement Shares"). In exchange for such shares, the Company received net proceeds of $1,679,787. In addition, the Company issued warrants to the placement agent to purchase 29,880 additional shares at $5.56 per share. These warrants expire in January 2001. If during the twelve-month period following the issuance of the Private Placement Shares, the Company sells any shares of its common stock for a price lower than $5.56 per share, the purchase price per share of the Private Placements Shares shall be adjusted downward to equal the lower price. If an adjustment of the purchase price is required, the Company will issue such number of additional shares of its common stock to ensure that the total number of shares delivered to the purchaser multiplied by the adjusted purchase price equals the purchase price set forth in the agreement. If, by way of such adjustment, the total number of Private Placement Shares held by the purchaser would exceed 4.99% of the Company's total outstanding stock, the Company must effect the adjustment by cash refund to the extent necessary to avoid exceeding this limitation.

     In February 1996, the Company issued $12,000,000 of 8% convertible subordinated debentures (the "Debentures"). The Company received net proceeds of $11,280,000. The Debentures are convertible into shares of the Company's common stock at the option of the Debenture holders at a variable percentage of the market price, as defined, of the Company's common stock (the "Conversion Price"), depending on the date of conversion as follows: for Debentures converted during the first 90 days after closing, the Conversion Price shall be 80% of the market price; Debentures converted from 91 days after closing until 180 days from closing shall have a Conversion Price equal to 78% of the market price; Debentures converted after 180 days from closing shall have a Conversion Price equal to 76% of the market price. Interest on the unconverted principal amount of the debentures is payable in either stock or cash at the option of the Company, payable quarterly in arrears. Any Debentures remaining outstanding on the second anniversary of the closing date will be automatically converted into shares of the Company's common stock on such date at 76% of the then market price. As of May 13, 1996, $6.5 million principal amount of the Debentures have been converted into approximately 2.4 million shares of the Company's common stock.

                           PART II -- OTHER INFORMATION

Item 6. Reports on Form 8-K

     Form 8-K dated February 20, 1996.
          Item 5. Press release announcing Clifford H. Straub, Jr. joined Prins Recycling Corp. as Vice President and Chief Financial Officer.

           Form 8-K dated February 28, 1996.
               Item 5. Press release announcing that Prins Recycling Corp.
                 raised $13 million in private placements of subordinated convertible debentures and common stock.

           Form 8-K dated March 25, 1996.
               Item 5. Press release announcing that Prins Recycling Corp.
                 retained Goldman, Sachs & Co. to assist it in assessing and pursuing strategic alternatives to enhance shareholder value.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 1996                            PRINS RECYCLING CORP.

                                          /s/   Clifford H. Straub, Jr.
                                        ----------------------------------------
                                        Clifford H. Straub, Jr.
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)